Form 10-Q
period 1996-03-31
USA CAPITAL LAND FUND L P
filed 1996-05-31
CIK 874494

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                   Commission File Number: 000-19210



          USA Capital Land Fund, a Nevada limited partnership


                Nevada                              88-0248397
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)


        3900 Paradise Road, Ste 263                   89109
            Las Vegas, Nevada                       (Zip Code)
  (Address of principal executive offices)


   Registrant's telephone number:                  (702) 734-8721





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No











       USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP


                                 INDEX



                                                                Page
PART I.  FINANCIAL INFORMATION                                  Number

    Item 1.    Financial Statements

               Condensed Balance Sheets March 31, 1996 (Unaudited)
               and December 31, 1995 . . . . . . . . . . . . . .    3

               Condensed Statements of Operations
               Three months ended March 31, 1996 (Unaudited) and
               March 31, 1995 (Unaudited) . . . . . . . . . . . .   4

               Condensed Statements of Cash Flows
               Three months ended March 31, 1996 (Unaudited)
               and March 31, 1995 (Unaudited) . . . . . . . . . .   5

               Notes to Condensed Financial Statements
               (Unaudited) . . . . . . . . . . . . . . . . . . .    6

    Item 2.    Managements' Discussion and Analysis of
               Financial Condition and Operating Results . . . .    7



PART II.  OTHER INFORMATION . . . . . . . . . . . .                 8

    Item 6.    Exhibits

               Letter to Investors of USA Capital Land
               Dated March 1996 . . . . . . . . . . . . .    Exhibit 1

               March 31, 1996 Balance Sheet (Unaudited) of
               USA Partners Limited  . . . . . . . . . .     Exhibit 2
















                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                            March 31      December 31
                                              1996           1995
                                           (Unaudited)
Real estate investments

  Properties under development            $    107,943   $  1,134,259
  Investments in joint ventures                 23,821         27,660


    Total investments in real estate           131,764      1,161,919

Other assets
  Cash                                         278,479      1,691,325
  Escrow receivables                            70,894         74,048
  Notes receivable, related parties            309,165        119,165
  Prepaid legal fees                             8,646         22,907
  Property and equipment, net                    2,993          3,254
  Intangible and other assets                  112,782        118,892
    Total other assets                         782,959      2,029,591

        Total assets                       $   914,723    $ 3,191,510

                   LIABILITIES AND PARTNERS' EQUITY

Liabilities
  Accounts payable                         $    13,582    $    25,482

Commitments                                        -              -

Minority interest, in equity of
  consolidated joint ventures                      -              -

Partners' Equity                                901,141     3,166,028

      Total liabilities and equity          $   914,723   $ 3,191,510


Note: The condensed balance sheet at December 31, 1995 has been taken from the audited financial statements.





                        See accompanying notes.

         USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
                  CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                               Three Months Ended
                                      March 31, 1996    March 31, 1995

Income
  Interest on real estate loans           $     3,186     $   195,045
  Interest on cash                             10,391          14,411
  Lot sales                                 1,079,100       1,438,294
  Equity in income (loss) of
   unconsolidated joint ventures               (3,840)       (153,407)
  Gain of sale of fixed assets
                                                  -              97
  Other income                                  6,000             -
                                            1,094,837       1,494,440

Costs and expenses
  Cost of lots sold                         1,205,269       1,563,905

  Depreciation                                    261             552
  Amortization                                  2,910           2,909
  General and administrative                   36,583         244,458
  Sales and marketing                              -           27,408

                                            1,245,023       1,839,232

Net loss                                     (150,186)       (344,792)

Number of Partner units
  outstanding at end of period              39,901.00       39,901.00

Net loss per Partner unit
  outstanding at end of period            $     (3.76)    $     (8.64)




















                        See accompanying notes.

          USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
                  CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Three Months Ended
                                      March 31, 1996    March 31, 1995

Cash Flows from Operating Activities
  Net loss                                $ (150,186)     $  (344,792)
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation                               261              552
      Amortization                             2,910            2,909
      Equity in earnings of joint venture      3,839          153,407
      Gain on sale of fixed assets                 -              (97)
      Changes in:
        Short-term and other receivables       3,154           (2,096)
        Real estate under development      1,026,316          406,901
        Prepaid legal fees                    14,261               -
        Payables                             (11,900)          46,596


   Net cash provided by operations           888,655          263,380

Cash flows from Investing Activities
  Loans originated                          (190,0 00)              -
  Proceeds from loan repayment                    -           104,383
  Distribution from joint ventures                -            30,870
  Proceeds from the sale of fixed assets          -               250
  Deposits                                     3,200          (15,550)

  Net cash provided by (used in)

    investing activities                    (186,800)         119,953

Cash flows used in Financing Activities

  Limited partner distributions           (2,114,701)            (278)

   Net cash used in
    financing activities                  (2,114,701)            (278)

Net increase (decrease) in cash and
  cash equivalents                        (1,412,846)         383,055

Cash and cash equivalents, beginning of period 1,691,325        1,267,112

Cash and cash equivalents, end of period  $  278,479       $1,650,167








                        See accompanying notes.

         USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)



NOTE 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principals for complete financial statements.

The condensed financial statements presented herein have been prepared by the Partnership in accordance with the accounting policies described in its 1995 audited financial statements and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) which are necessary to a fair presentation of the interim financial statements presented herein have been made.



NOTE 2.   RELATED PARTY TRANSACTIONS

The Corporate General Partner received $0 in cash distributions during the first quarter of 1996.

USA Capital Management Group, Inc. (USA Capital), an affiliated NASD licensed securities broker/dealer, received sales commissions of up to 7% of the partnership units sold by them. No commissions were paid in the quarter ended March 31, 1996.

USA Commercial Real Estate Group (USA Commercial), an affiliated corporation of the General Partner, earned net commissions on the sales from the Bellavista and Owens road projects in the amount of $12,096 after payments to independent brokers/contractors, for the quarter ended March 31, 1996.

In February, 1994, the Partnership entered into an AIA construction contract with REK Corporation for the construction of Phases III and IV of Owens Road. The president of the Partnership's corporate general partner is also a vice president of REK Corporation. REK was allocated $54,000 for overhead and $54,000 for profit. It also received an allocation of up to $47,000 for the reimbursement of project supervision. Other on site items, such as temporary facilities and clean up costs have been reimbursed. The Partnership also entered into an AIA contract for Phases V and VI of the owens Road Project. The terms were identical to the Phase III and IV contract. In essence, the REK Corporation received $2,000 per unit or $60,000 for overhead and $60,000 for profit on the 60 unit construction phase. All other reimbursements discussed above applied also. The fee was the same rate Owens Road Partnership was charged on Phases I and II by Paragon Construction, a third party general contractor. All funds earned have been paid.

CURRENT EVENTS

BELLAVISTA

USA Capital Land Fund has taken write downs in the amount of $2,140,000.00 on their equity investment at Bellavista Partners, L.P.
A portion of this write down was caused by soils and related problems that have been experienced at Bellavista. As a result of improperly prepared finished lots at Bellavista, eleven existing homeowners experienced severe cracking and settlement problems with their homes which were developed by BVP. As a result, the BVP has had to perform significant remediation for nine of the eleven homeowners. These repairs have cost BVP in excess of $700,000; however, no assurances can be given that the remediation will be satisfactory or that additional remediation will not be necessary.

Bellavista Partners initially contracted with two local contractors to perform civil engineering and grading for this project. Our contract called to the delivery of finished lots whereby all aspects of the soils reports recommendation were to be followed by the grading contractor as they built these lots. Furthermore, the civil engineering firm was engaged to perform continuous on site observation on the lot development process. This did not occur. Hence, it is our belief that we were severely damaged by these two contractors and have filed suit against SEA Consulting Engineers and Central Grading, the soils engineer and grading subcontractors who were responsible for the soils engineering and build out of the finished lots at Bellavista Estates.

After the lots were constructed by our subcontractor and delivered, BVP then engaged an independent general contractor to build homes on these sites with the belief that we had been delivered finished lots. Because the lots were not properly finished, and did not conform to the soils reports recommendations, the houses that were built eventually began cracking and settling. As a result, homeowners who purchased homes from BVP have looked to BVP for remediation. BVP has in turn looked to the subcontractors and our insurance. In addition to the money we spent to remedy the problems, BVP has received $157,974.61 from our insurance company to reimburse some of the remediation expenses spent to date. Various claims are still pending, but it appears unlikely that any additional claims benefits will be received by us.

BVP has been severely damaged, and the damages caused by these problems caused additional marketing problems at Bellavista, which in turn reduced the viability of the project. Currently, all homes and lots at BVP are sold. There was a bulk sale of 11 lots that took place in August, 1995 at a significant discount. This enabled the BVP to gain funds necessary to meet it's obligation for remediation of residences that have experienced settlement related problems at the project.

LEGAL PROCEEDINGS AND BELLAVISTA

Bellavista partners (BVP) has filed an action in Clark County District Court, Clark County, Nevada against SEA Consulting Engineers and Central Grading, the soils engineer and grading subcontractor who were responsible for the soils engineering and build out of the finished lots at Bellavista Estates.

Central Grading denies responsibility, alleging a number of defenses, most particularly, that they built the lots in accordance with instructions from BVP. SEA denies liability on a number of theories, including that they had no liability for the construction of the lots, that whatever duties they did have, they fully and properly performed.

Additionally, SEA has filed counterclaim against BVP in the amount of approximately $150,000 for a balance allegedly due under contracts between BVP and SEA for work performed.

At this stage of the litigation, it is impossible to predict the length of time it will take to try the case, whether settlement is possible, of the cost. The ultimate cost of the lawsuit will depend on a number of factors, including (1) whether the insurance company assists in the defense, (2) whether settlement can be negotiated, (3) whether discovery is done cooperatively or contentiously, and (4) the cost of expert consultants and expert witnesses. Likely, the range of costs for litigation is somewhere between $100,000 and $300,000. the likely time frame to resolve this suit will be, if settled, six (6) to 12 months; if tried, 18 to 36 months.

BVP has been sued by three homeowners in BellaVista Estates. The main point of the complaint is that BVP delayed in their performance of certain remedial work to their homes, and that the homeowners have suffered emotional distress as a result. The complaint also alleges that the soil problems and remediation have diminished the value of the plaintiff's homes. As of April 15, 1996, the case the BVP filed against SEA and Central Grading mentioned above.

Bellavista Partners has received $157,974.61 from our insurance company to reimburse some of the remediation expenses spent to date. Various claims are still pending, but no assurance can be given as to the final settlement, if any, from the insurance company.

In August, 1995, the Bellavista Partners, L.P. closed a bulk sale of the 11 remaining unsold lots. This sale was consummated at a significant discount. This enabled the Bellavista Partners, L.P. to gain funds necessary to meet it's obligation for remediation of residences that experienced settlement related problems at the Bellavista project. as a result, an additional write down of the Bellavista investment of $395,000 was taken in 1995, bringing the total write down to $2,140,000.00.

GREENHILLS

Greenhills, our joint venture with Signature Homes, is completed. To date, we have totally recovered our investment in this project and expect to book a profit in the approximate amount of $225,000. The final payment from the joint venture is expected to occur sometime during the second quarter of 1996.

OWENS ROAD PARTNERS

To date, there is one (1) unit left to sell in this 170 unit condominium project. Emerald Gardens is expected to lose approximately $900,000.00.

SUBSEQUENT EVENTS

Bellavista Partners, L.P. and Owens Road Partners had noted due from investors that had purchased lots or homes where a portion of the selling price was carried back in the form of a note. As of March 31, 1996, only one note remained outstanding. This loan originated during the quarter ended March 31, 1996, to the buyer of the last home at Bellavista. The loan matures in September, 1996. Interest only payments are being made to the Bellavista L.P. and all payments are current.

GENERAL PARTNER DEVELOPMENT FEES

The General Partner has voluntarily suspended any development fees due it from the Rancho palomino Medical office, Greenhills and Indian Wells developments as a result of the poor performance of the Bellavista investment and the Owens Road project. As such, the General partner is suspending its right to receive approximately $250,000 in development fees.






















          USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Operating Results

LIQUIDITY AND CAPITAL RESOURCES

Since January 1, 1996, the Partnerships' cash position has decreased $1,412,846 to $278,479 as of March 31, 1996. As of March 31, 1996,
Partners' Equity was $901,141 as compared to $3,166,028 at December 31, 1995, largely a result of the January and March 1996 cash distributions to the limited partners.

For 1996, the Partnership has paid $2,114,701 to the Limited Partners as liquidating distributions. The General Partner has discontinued regular quarterly distributions to the partners. In the past, the General Partner has managed the Partnership's cashflow in a way that allowed for a continuity of quarterly distributions that were made up of both a return of limited partners principal and earnings. Future cash distributions, if any, will primarily be made from sales proceeds received for our Owens Road (Emerald Gardens Condominiums) investment, minus working capital needs, primarily legal costs involved in the Bellavista lawsuit. We are projecting to be sold our of the Owens Road project by the end of the second quarter of 1996.

The General Partner did not receive payment of any management or development fees in the year 1996. The General Partner has decided to voluntarily defer any fees due it until further notice. The General partner hay later decide to distribute all or a portion of such accrued and unpaid fees. Other fees have be received by affiliates of the General Partner such as real estate commissions and construction fees as listed in NOTE 2 under "Related Party Transaction".

The Partnership has recognized a $2,140,000 write down on the Bellavista project, necessary to reflect a more appropriate value for this investment. A significant portion of this write down was due to the soils and related problems at Bellavista. Remediation to the homes have cost BVP in excess of $700,000; however, the General Partner can not give any assurance that the remediation will be satisfactory or that additional remediation will not be necessary. Litigation against the two subcontractors that we feel are responsible for the soils and settlement related problems is in process and has been consolidated with the case filed by the homeowners against BVP. It is impossible to predict the length of time it will take to try the case of the cost involved. The likely range of costs for litigation is somewhere between $100,000 and $300,000. The likely time frame to resolve the case could be six (6) to thirty six (36) months.

Currently, at Bellavista, all homes and lots are sold.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

The Partnership showed net income of ($150,186) for the three months ended March 31, 1996, while the same three months of 1995 had net income of ($344,792). Expenses for development and lot sales was $358,636 lower for quarter ended March 31,1996 as compared to March 31, 1995. General & Administrative expenses also showed a decrease of $207,875 from $36,583 and $244,458 for the three months ended March 31 of 1996 and 1995 respectively. The income per unit for the three months ended March 31, 1996 was ($3,76). The income per unit for the same three months of 1995 was ($8.64).

Net cash provided by operations and investing activities was $701,888 for the three months ended march 31, 1996, an increase of $318,555 over the net cash provided by operations and investing activities of $383,333 at March 31, 1995. Real estate under development decreased to $131,764 at March 31, 1996 as compared to $1,161,919 at March 31, 1995.

One loan was originated during the quarter ended March 31, 1996, to the buyer of the last home at Bellavista. This loan matures in September, 1996. Monthly interest payments are being made to BVP and the loan is current.

APPROXIMATE BOOK VALUE

At March 31, 1996, the approximate unit book value of the USA Capital Land Fund is $22.58. this represents the Partners' Equity of $901,141.00 divided by the number of units held, 39,901. It should be noted that unit book value can change due to unforeseen losses and pending lawsuits both for and against the Partnership.




































         USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)



                      PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibit 1 -    Letter dated March, 1996 to investors in the
                         USA Capital Land Fund

     (b)  Exhibit 2 -    Unaudited March 31, 1996 Balance Sheet of USA
                         Partners Limited, the general partner of USA
                         Capital Land Fund

     (c) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.




































         USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP



                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                USA CAPITAL LAND FUND
                                A NEVADA LIMITED PARTNERSHIP
                                Registrant



                               Al Whalen
                               Chief Financial Officer for:
                               USA PARTNERS, LTD., the general partner
                               for USA Capital Land Fund, a Nevada
                               limited partnership.



                               Thomas Hantges
                               President of:
                               USA Partners, LTD., the general
                               partner for USA Capital Land Fund,
                               a Nevada limited partnership
Date: May 20, 1996



























         USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP





                               EXHIBIT 1


                 LETTER DATED MARCH 1996 TO INVESTORS
                       IN USA CAPITAL LAND FUND


                                        March, 1996

Dear Land Fund Investor:

Enclosed is a liquidating distribution of $25.50 per unit for the USA Capital Land Fund ("The Partnership"). The Partnership has been in a liquidation mode and it is our goal to file a final tax return when the Bellavista litigation is concluded. Prior to January 1994, payments to the limited partners consisted of both a return of principal and earnings. Distributions made since January 1994 have been principal only. The Partnership now distributed proceeds, net of any obligations, as the become available. We anticipate making another distribution when we close escrow on the remaining Emerald Gardens condominium units, and when payment is received from several of the notes currently outstanding. Further, to the extent Bellavista may prevail in it's litigation against SEA and Central Grading, to which no assurances are given, Bellavista will pay to the Partnership all net proceeds received. However, please be aware that Bellavista may have to pay some or all of those proceeds to homeowners (se Project #1 below) should they prevail against Bellavista.

The attached sheet indicates the cumulative amount of distributions that you have received since you originally invested in the Partnership. If your investment is in your IRA, this distribution, like the previous distributions, was deposited into your IRA account. A brief description of the Partnership's remaining investments are summarized below.

PROJECT #1
BELLAVISTA:  Bellavista Partners, L.P. (Bellavista)
All lots and homes at Bellavista are sold. The last home closed in January 1996, and Bellavista holds a note, in the amount of $190,000, which is due in September, 1996. The cash from the bulk sale of 11 lots as well as the $157,975 received from our insurance company as reimbursement for remediation costs, has gone to pay for additional remediation expenses that have been incurred at this project.


As previously reported, Bellavista has filed suit against SEA Consulting Engineers and Central Grading, alleging damages from the improperly prepared soils at the Bellavista project. Both defendants have answered, with SEA filing a counterclaim. It is impossible to predict the length of time it will take to try the case, whether settlement is possible or even desirable, or the cost of the litigation. Bellavista has been damaged and we plan to seek our remedy for these damages.

Additionally, three homeowners have filed complaints (two joined in one action) alleging damages from the soils conditions at Bellavista. Those homeowners are seeking rescission of their contracts, reimbursement of the payment price for their home, and additional damages resulting from the problems with the soils. Bellavista has answered those complaints and prepared certain affirmative defenses. Moreover, Bellavista plans to include in its claim for damages against SEA and Central Grading any adverse judgment that may be obtained by these or any other homeowners who file complaint. Also, if homeowners prevail against Bellavista, payment to them of any judgments they may obtain, would have priority over payment to the Partnership. Like the litigation involving SEA and Central Grading, these cases are in their early stages and it is impossible to predict the length of time it will take to try the case, whether settlement is possible or even desirable, or the cost or time of the litigation. If these cases go to trial, it is estimated that the hearings will begin sometime next year.

PROJECT #2
EMERALD GARDENS: currently 169 units of our 170 unit subdivision are sold. We are expecting 6 of the sold units to close escrow in the second quarter of 1996. This would leave only one unsold and unclosed unit. We hope to conclude the project by the end of the second quarter of 1996.

PROJECT #3
GREENHILLS: This joint venture partnership with Signature Homes has been completed. We expect to book a profit in the approximated amount of $225,000 for this project.

All funds received by the Partnership are being held in money market accounts to pay for the expenses of the Partnership or, until such time that an adequate amount is available, to distribute to the limited partners. We will do the best we can to conclude the Partnership as quickly and effectively as possible.

All books and records pertaining to the Partnership are available for your inspection Monday through Friday at our office during normal business hours. We look forward to servicing your investment. If there are any questions, please do not hesitate to call any of us.

Sincerely,

Tom Hantges, President

Al Whalen, Treasurer

David Berkowitz, Secretary

USA Partners, Inc.
General Partner







          USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP





                               EXHIBIT 2


              MARCH 31, 1996 BALANCE SHEET (UNAUDITED) OF
              USA PARTNERS LIMITED, THE GENERAL PARTNER OF
                         USA CAPITAL LAND FUND













































                         USA PARTNERS, LTD.
                             BALANCE SHEET
                            March 31, 1996
                              (unaudited)



                                ASSETS

ASSETS
  Cash in bank                                     $       1,949
  Equipment - net                                            138
  Partnership interest - USA Capital Land Fund

    TOTAL ASSETS                                    $      2,087



                        LIABILITIES AND EQUITY

LIABILITIES AND EQUITY
  Stockholders' Equity                              $      2,087


    TOTAL LIABILITIES AND EQUITY                    $      2,087