Form 10-Q/A
period 1996-03-31
USA CAPITAL LAND FUND L P
filed 1996-07-11
CIK 874494

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                              FORM 10-QA


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



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


							USA CAPITAL LAND FUND
							A NEVADA LIMITED PARTNERSHIP
							Registrant


							Al Whalen
							Chief financial Officer for:
							USA Partners, Inc., the General
							Partner for USA Capital Land Fund,
                                   a Nevada limited partnership


							Thomas Hantges
							President of:
							USA Partners, Inc., the General
							Partner for USA Capital Land Fund,
							a Nevada limited partnership