Form 10-Q
period 1996-06-30
USA CAPITAL LAND FUND L P
filed 1996-08-22
CIK 874494

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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



NOTE 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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



NOTE 2.RELATED PARTY TRANSACTIONS

The Corporate General Partner received $0 in cash distributions during the second quarter of 1996.

USA Capital Management Group, Inc. (USA Capital), that was an affiliated NASD licensed securities broker/dealer, received sales commissions of up to 7% of the partnership units sold by them. No commissions were paid in the quarter ended June 30, 1996.

USA Commercial Real Estate Group (USA Commercial), an affiliated corporation of the General Partner, earned net commissions on the sales from the Owens Road project in the amount of $3,785 after payments to independent brokers/contractors, for the quarter ended June 30, 1996.

In February, 1994, the Partnership entered into an AIA construction contract with REK Corporation for the construction of Phases III and IV of Owens Road. The president of the Partnership's corporate general partner is also a vice president of REK Corporation. REK was allocated $54,000 for overhead and $54,000 for profit. It also received an allocation of up to $47,000 for the reimbursement of project supervision. Other on site items, such as temporary facilities and clean up costs have been reimbursed. The Partnership also entered into an AIA contract for Phases V and VI of the owens Road Project. The terms were identical to the Phase III and IV contract. In essence, the REK Corporation received $2,000 per unit or $60,000 for overhead and $60,000 for profit on the 60 unit construction phase. All other reimbursements discussed above applied also. The fee was the same rate Owens Road Partnership was charged on Phases I and II by Paragon Construction, a third party general contractor. All funds earned have been paid. Additionally, REK Corporation completed a job as supervisor and plumbing sub-contractor at the Owens Road project. This work was necessary to satisfy a new requirement recently imposed by the City of Las Vegas to adjust the water pressure at the Emerald Gardens site to the city's revised plans. REK was paid a total of $14,268 in it's capacity as supervisor and plumbing sub-contractor.

CURRENT EVENTS

BELLAVISTA

USA Capital Land Fund has taken write downs in the amount of $2,140,000.00 on their equity investment at Bellavista Partners, L.P.
(BVP). A portion of this write down was caused by soils and related problems that have been experienced at Bellavista. As a result of improperly prepared finished lots at Bellavista, eleven existing homeowners experienced severe cracking and settlement problems with their homes which were developed by BVP. As a result, the BVP has had to perform significant remediation for nine of the eleven homeowners. These repairs have cost BVP in excess of $700,000; however, no assurances can be given that the remediation will be satisfactory or that additional remediation will not be necessary. In fact, as of this writing, BVP is contemplating additional expenditures of approximately $150,000 to further remediate some of these units. As of this time, no final decision has been made.

Bellavista Partners initially contracted with two local contractors to perform civil engineering and grading for this project. Our contract called to the delivery of finished lots whereby all aspects of the soils reports recommendation were to be followed by the grading contractor as they built these lots. Furthermore, the civil engineering firm was engaged to perform on site observation on the lot development process. This did not occur. Hence, it is our belief that we were severely damaged by these two contractors and have filed suit against SEA Consulting Engineers and Central Grading, the soils engineer and grading subcontractors who were responsible for the soils engineering and build out of the finished lots at Bellavista Estates.

After the lots were constructed by our subcontractor and delivered, BVP then engaged an independent general contractor to build homes on these sites with the belief that we had been delivered finished lots. Because the lots were not properly finished, and did not conform to the soils reports recommendations, the houses that were built eventually began cracking and settling. As a result, homeowners who purchased homes from BVP have looked to BVP for remediation. BVP has in turn looked to the subcontractors and our insurance. In addition to the money we spent to remedy the problems, BVP has received $159,874.61 from our insurance company to reimburse some of the remediation expenses spent to date. Various claims are still pending, but it appears unlikely that any additional claims benefits will be received by us.

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

BVP has been sued by three homeowners in BellaVista Estates. The main point of the complaint is that BVP delayed in their performance of certain remedial work to their homes, and that the homeowners have suffered emotional distress as a result. The complaint also alleges that the soil problems and remediation have diminished the value of the plaintiff's homes. As of April 15, 1996, the case against BVP filed by the homeowners has been consolidated with the case BVP filed against SEA and Central Grading mentioned above.

Bellavista Partners has received $159,874.61 from our insurance company to reimburse some of the remediation expenses spent to date. Various claims are still pending, but no assurance can be given as to the final settlement, if any, from the insurance company.

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

LEGAL PROCEEDINGS AND PALOMINO PARTNERS

USA Partners, Inc. has been sued in its capacity as General Partner of Palomino Partners in connection with a personal injury suffered by a woman who was employed by a tenant in the building owned by Palomino Partners. That case is in the early stages, and the potential loss, and potential liability by the General Partner are presently unknown. However, the limited partners will not incur any liability.

GREENHILLS

Greenhills, our joint venture with Signature Homes, is completed. To date, we have totally recovered our investment in this project and expect to book a profit in the approximate amount of $225,000. The final payment from the joint venture was made in August, 1996 in the amount of $5,994.03. The 1996 tax return will be the last one filed for the project.

OWENS ROAD PARTNERS

To date, there is one (1) unit left to sell in this 170 unit condominium project. Emerald Gardens is expected to lose approximately $950,000.00.

SUBSEQUENT EVENTS

Bellavista Partners, L.P. and Owens Road Partners had notes due from investors that had purchased lots or homes where a portion of the selling price was carried back in the form of a note. As of June 30, 1996, only one note remained outstanding. This loan originated during the quarter ended March 31, 1996, to the buyer of the last home at Bellavista. The loan matures in September, 1996.

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

USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)


Item 2.Management's Discussion and Analysis of Financial Condition and Operating Results

LIQUIDITY AND CAPITAL RESOURCES

Since January 1, 1996, the Partnerships' cash position has decreased $1,106,801 to $584,524 as of June 30, 1996. As of June 30, 1996,
Partners' Equity was $819,737 as compared to $3,166,028 at December 31, 1995, largely a result of the January and March 1996 cash distributions to the limited partners.

For 1996, the Partnership has paid $2,114,701 to the Limited Partners as liquidating distributions. The General Partner has discontinued regular quarterly distributions to the partners. In the past, the General Partner has managed the Partnership's cashflow in a way that allowed for a continuity of quarterly distributions that were made up of both a return of limited partners principal and earnings. Future cash distributions, if any, will primarily be made from existing cash on hand, sales proceeds received for our Owens Road (Emerald Gardens Condominiums) investment, minus working capital needs, remediation costs for the BVP project, and legal costs involved in the Bellavista lawsuit.

The General Partner did not receive payment of any management or development fees in the year 1996. The General Partner has decided to voluntarily suspend any fees due it until further notice. The General partner may later decide to distribute all or a portion of such accrued and unpaid fees. Other fees have be received by affiliates of the General Partner such as real estate commissions and construction fees as listed in NOTE 2 under "Related Party Transaction".

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996

The Partnership showed net income of ($81,404) for the three months ended June 30, 1996, while the same three months of 1995 had net income of ($189,735). Expenses for development and lot sales was $557,386 lower for quarter ended June 30, 1996 as compared to June 30, 1995. General & Administrative expenses also showed a decrease of $65,323 for the three months ended June 30 of 1996 and 1995 respectively. The income per unit for the three months ended June 30, 1996 was ($2.04). The income per unit for the same three months of 1995 was ($4.76).

Net cash provided by operations and investing activities was $264,720 for the three months ended June 30, 1996, an increase of $142,229 over the net cash provided by operations and investing activities of $122,491 at June 30, 1995. Real estate under development decreased to $29,377 at June 30, 1996 as compared to $1,427,444 at December 31, 1995.

No new loans were originated during the quarter ended June 30, 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

The Partnership showed net income of ($231,590) for the six months ended June 30, 1996, while the same six months of 1995 had net income of ($534,527). Expenses for development and lot sales was $1,013,044 lower for the first six months ended June 30, 1996 as compared to the first six months of 1995. General and Administrative expenses also show a decrease of $273,198 for the six months ended June 30, 1996, with $99,628 and $327,826 being expensed for 1996 and 1995 respectively. The income per unit for the six months ended June 30, 1996 was ($5.80). The income per unit for the same six months of 1995 was ($13.40).

Net cash provided by operations and investing activities was $1,135,875 for the six months ended June 30, 1996, an increase of $750,004 over the net cash provided by operations and investing activities of $385,871 at June 30, 1995.

One loan was originated during the six months ended June 30, 1996, to the buyer of the last home at Bellavista. This loan matures in September, 1996.

APPROXIMATE BOOK VALUE

At June 30, 1996, the approximate unit book value of the USA Capital Land Fund is $20.54. This represents the Partners' Equity of
$819,737.00 divided by the number of units held, 39,901. It should be noted that unit book value can change due to unforeseen losses and pending lawsuits both for and against the Partnership.

APPROXIMATE PROJECTED VALUE

After considering our cash balance as of August 12, 1996 along with expected income from the sale of the last unit at Emerald Gardens and the payoff of the remaining notes due the Partnership, and with consideration given to projected expenses for operation and possible remediation at Bellavista, we can estimate that each limited partner may receive back between $10.00 and $15.00 per unit if our assumptions are correct. Additional recoveries from such areas as insurance claims, if realized, or a victory in our lawsuit against the two sub-contractors for our alleged damages at Bellavista could significantly increase this figure.





USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)



PART II. OTHER INFORMATION



Item 6.Exhibits and Reports on Form 8-K


(a)Exhibit 1 -Letter dated June 28, 1996 to investors in the USA
Capital Land Fund

(b)Exhibit 2 -Unaudited June 30, 1996 Balance Sheet of USA Partners Limited, the general partner of USA Capital Land Fund

(c)Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1996.

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


Date:  August 1996

























USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP





EXHIBIT 1


LETTER DATED JUNE 28, 1996 TO INVESTORS
IN USA CAPITAL LAND FUND


June 28, 1996

Dear Land Fund Investor:

Enclosed, please find a copy of the 10-K for December 31, 1995 as well as the 10-Q for quarter ended March 31, 1996. Both statements have been filed with the Securities and Exchange Commission.

In addition to the distributions that we plan to make later this year, we are also vigorously attempting to prevail and hopefully be awarded damages in our litigation of the Bellavista matter. Although no assurance can be given to our achieving a successful outcome in this matter, proceeds from a monetary victory, if awarded, would be distributed to all partners in the form of a distribution.

With respect to additional distributions, we are planning our next principal only distribution in September, which coincides with a repayment due the Partnership. Prior to January 1994, payments to limited partners consisted of both a return of principal and earnings. Distributions made since January 1994 have been principal only.

All books and records pertaining to the Partnership are available for your inspection Monday through Friday at our office during normal business hours. If there are any questions, do not hesitate to call any of us.

Sincerely,

Tom Hantges, President

Al Whalen, Treasurer

David Berkowitz, Secretary

USA Partners, Inc.
General Partner

USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP





EXHIBIT 2


 JUNE 30, 1996 BALANCE SHEET (UNAUDITED) OF
 USA PARTNERS LIMITED, THE GENERAL PARTNER OF
 USA CAPITAL LAND FUND


June 30, 1996
(unaudited)



ASSETS

ASSETS
  Cash in bank$       1,872
  Equipment - net   138
  Partnership interest - USA Capital Land Fund

    TOTAL ASSETS$      1,964



LIABILITIES AND EQUITY

LIABILITIES AND EQUITY
  Stockholders' Equity$      1,964


    TOTAL LIABILITIES AND EQUITY$      1,964