Form 10-Q
period 1996-09-30
USA CAPITAL LAND FUND L P
filed 1996-11-21
CIK 874494

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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



NOTE 2.   RELATED PARTY TRANSACTIONS

The Corporate General Partner received $0 in cash distributions during the third quarter of 1996.

USA Capital Management Group, Inc. (USA Capital), that was an affiliated NASD licensed securities broker/dealer, received sales commissions of up to 7% of the partnership units sold by them through June, 1993. No commissions were paid in the quarter ended September 30, 1996 or during the calendar 1996 year.

USA Commercial Real Estate Group (USA Commercial), an affiliated corporation of the General Partner, earned net commissions on the sales from the Owens Road project in the amount of $-0- after payments to independent brokers/contractors, for the quarter ended September 30, 1996. USA Commercial has earned net commissions on the sales from the Owens Road project in the amount of $15,881 after payments to independent brokers/contractors for the nine months ended September 30, 1996.

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

CURRENT EVENTS

BELLAVISTA

USA Capital Land Fund has taken write downs in the amount of $2,140,000.00 on their equity investment at Bellavista Partners, L.P.
(BVP). A portion of this write down was caused by soils and related problems that have been experienced at Bellavista. As a result of improperly prepared finished lots at Bellavista, eleven existing homeowners experienced severe cracking and settlement problems with their homes which were developed by BVP. As a result, the BVP has had to perform significant remediation for nine of the eleven homeowners. These repairs have cost BVP in excess of $800,000; however, no assurances can be given that the remediation will be satisfactory or that additional remediation will not be necessary. In fact, as of this writing, BVP is contemplating additional expenditures of approximately $150,000 to further remediate some of these units. As of this time, no final decision has been made.

Bellavista Partners initially contracted with two local contractors to perform civil engineering and grading for this project. Our contract called to the delivery of finished lots whereby all aspects of the soils reports recommendation were to be followed by the grading contractor as they built these lots. Furthermore, the civil engineering firm was engaged to perform on site observation of the lot development process. These subcontractors failed to properly perform their duties to us. Hence, it is our belief that we were severely damaged by these two contractors and have filed suit against SEA Consulting Engineers and Central Grading, the soils engineer and grading subcontractors who were responsible for the soils engineering and build out of the finished lots at Bellavista Estates.

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

At this stage of the litigation, it is impossible to predict the length of time it will take to try the case, whether settlement is possible, or the cost. The ultimate cost of the lawsuit will depend on a number of factors, including (1) whether the insurance company assists in the defense, (2) whether settlement can be negotiated, (3) whether discovery is done cooperatively or contentiously, and (4) the cost of expert consultants and expert witnesses. Likely, the range of costs for litigation is somewhere between $100,000 and $300,000. The likely time frame to resolve this suit will be, if settled, six (6) to 12 months; if tried, 18 to 36 months.

BVP has been sued by three homeowners in BellaVista Estates. The main point of the complaints is that BVP delayed in their performance of certain remedial work to their homes, and that the homeowners have suffered emotional distress as a result. The complaint also alleges that the soil problems and remediation have diminished the value of the plaintiff's homes. As of April 15, 1996, the case against BVP filed by the homeowners has been consolidated with the case BVP filed against SEA and Central Grading mentioned above.

Bellavista Partners has received $159,874.61 from our insurance company to reimburse some of the remediation expenses spent to date. Various claims are still pending, but it appears unlikely that any additional claims benefits will be received by us.

As a result of the bulk lot sale in August, 1995, Bellavista Partners, L.P.took an additional write down of $395,000, bringing the total write down to $2,140,000.00.

LEGAL PROCEEDINGS AND PALOMINO PARTNERS

     USA Partners, Inc. has been sued in its capacity as General Partner of Palomino Partners in connection with a personal injury suffered by a woman who was employed by a tenant in the building owned by Palomino Partners. That case is in the early stages, and the potential loss, and potential liability by the General Partner are presently unknown. However, the limited partners should not incur any liability.


GREENHILLS

Greenhills, our joint venture with Signature Homes, is completed. To date, we have totally recovered our investment in this project. The final tax return will be filed in 1996 for the project.

OWENS ROAD PARTNERS

The partnership has accepted on offer on the last condominium of the 170 units constructed at Emerald Gardens. It should close at the end of November, 1996. Emerald Gardens is expected to lose approximately $1,000,000.00.

SUBSEQUENT EVENTS

Bellavista Partners, L.P. and Owens Road Partners had notes due from investors that had purchased lots or homes where a portion of the selling price was carried back in the form of a note. As of September 30, 1996, all notes had been repaid.

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

          USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Operating Results

LIQUIDITY AND CAPITAL RESOURCES

Since January 1, 1996, the Partnerships' cash position has decreased $1,088,740 to $602,585 as of September 30, 1996. As of September 30,
1996, Partners' Equity was $769,445 as compared to $3,166,028 at December 31, 1995, largely a result of the January and March 1996 cash distributions to the limited partners.

For 1996, the Partnership has paid $2,413,951 to the Limited Partners as liquidating distributions, including the $299,250 paid in October, 1996. The General Partner has discontinued regular quarterly distributions to the partners. In the past, the General Partner has managed the Partnership's cashflow in a way that allowed for a continuity of quarterly distributions that were made up of both a return of limited partners principal and earnings. The Partnership plans to distribute all monies, net of Partnership cash requirements, at irregular intervals, until the remaining assets have been distributed.

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

The Partnership has recognized a $2,140,000 write down on the Bellavista project, necessary to reflect a more appropriate value for this investment. A significant portion of this write down was due to the soils and related problems at Bellavista. Remediation to the homes have cost BVP in excess of $800,000; however, the General Partner can not give any assurance that the remediation will be satisfactory or that additional remediation will not be necessary. Litigation against the two subcontractors that we feel are responsible for the soils and settlement related problems is in process and has been consolidated with the case filed by the homeowners against BVP. It is impossible to predict the length of time it will take to try the case of the cost involved. The likely range of costs for litigation is somewhere between $100,000 and $300,000. The likely time frame to resolve the case could be six (6) to thirty six (36) months.

Currently, at Bellavista, all homes and lots are sold.










RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

The Partnership showed net income (loss) of ($50,292) for the three months ended September 30, 1996, while the same three months of 1995 had net income (loss) of ($351,709). Expenses for development and lot sales was $3,138,977 lower for quarter ended September 30, 1996 as compared to September 30, 1995. General & Administrative expenses showed an increase of $15,972 for the three months ended September 30 of 1996 and 1995 respectively. The bulk of this increase was due to the repairs & maintenance done at the Bellavista and Owens Road projects. The income
(loss) per unit for the three months ended September 30, 1996 was ($1.26). The income (loss) per unit for the same three months of 1995 was ($8.81).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     The Partnership showed net income (loss) of ($281,882) for the nine months ended September 30, 1996, while the same nine months of 1995 had net income (loss) of ($886,236). Expenses for development and lot sales was $4,054,996 lower for the first nine months ended September 30, 1996 as compared to the first nine months of 1995. General and Administrative expenses also show a decrease of $257,226 for the nine months ended September 30, 1996, with $143,015 and $400,241 being expensed for 1996 and 1995 respectively. The income (loss) per unit for the nine months ended September 30, 1996 was ($7.07). The income
(loss) per unit for the same nine months of 1995 was ($22.21).

     Net cash provided by operations and investing activities was $1,025,961 for the nine months ended September 30, 1996, a decrease of $2,600,931 over the net cash provided by operations and investing activities of $3,626,892 at September 30, 1995.

     At this time the Partnership only has one loan that remains outstanding. This loan, which matures in May, 1997, is to Stephen Coulter and was originated in May of 1992.

APPROXIMATE BOOK VALUE

At September 30, 1996, the approximate unit book value of the USA Capital Land Fund is $19.28. This represents the Partners' Equity of $769,445.00 divided by the number of units held, 39,901. It should be noted that unit book value can change due to unforeseen losses and pending lawsuits both for and against the Partnership.

APPROXIMATE PROJECTED VALUE

     After considering our cash balance as of November 12, 1996 along with expected income from the sale of the last unit at Emerald Gardens and the payoff of the remaining notes due the Partnership, and with consideration given to projected expenses for operation and possible remediation at Bellavista, we can estimate that each limited partner may receive back between $5.00 and $7.50 per unit if our assumptions are correct. Additional recoveries from such areas as insurance claims, if realized, or a victory in our lawsuit against the two sub-contractors for our alleged damages at Bellavista could significantly increase this figure.




          USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)



                      PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibit 1 -    Letter dated October, 1996 to investors in the
                         USA Capital Land Fund

     (b)  Exhibit 2 -    Unaudited September 30, 1996 Balance Sheet of
                         USA Partners Limited, the general partner of USA Capital Land Fund

     (c) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.

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


Date:  October 1996

























          USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP





                               EXHIBIT 1


                LETTER DATED OCTOBER, 1996 TO INVESTORS
                       IN USA CAPITAL LAND FUND


                                        October, 1996

Dear Land Fund Investor:

     Enclosed is a liquidating distribution of $ 7.50 per unit for the USA Capital Land Fund ("The Partnership"). The Partnership has been in a liquidation mode and it is our goal to file a final tax return when the Bellavista litigation is concluded. Prior to January 1994, payments to limited partners consisted of both a return of principal and earnings. Distributions made since January 1994 have been principal only. The Partnership now distributes proceeds, net of any obligations, as they become available. We anticipate making another distribution when we close escrow on the remaining Emerald Garden condominium unit, and when payment is received from the only note currently outstanding. Further, to the extent Bellavista may prevail in it's litigation against SEA and Central Grading, to which no assurances are given, Bellavista will pay to the Partnership all net proceeds received. However, please be aware that Bellavista may have to pay some or all of those proceeds to homeowners (see Project #1 below) should they prevail against Bellavista.

     We are also enclosing a copy of the Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 1996.

     The attached sheet indicates the cumulative amount of distributions that you have received since you originally invested in the Partnership. If your investment is in your IRA, this distribution, like the previous distributions, was deposited into your IRA account. A brief description of the Partnership's remaining investments are summarized below.

PROJECT #1 - Bellavista Partners, L.P. (Bellavista) - All lots and homes at Bellavista are sold.

     As previously reported, Bellavista has filed suit against SEA Consulting Engineers & Central Grading, alleging damages from the improperly prepared soils at the Bellavista project. Both defendants have answered, with SEA filing a counterclaim. It is impossible to predict the length of time it will take to try the case, whether settlement is possible or even desirable, or the cost of litigation. Bellavista has been damaged and we plan to seek our remedy for these damages.

     Additionally, three homeowners filed complaints (two joined in one action) alleging damages resulting from the soils conditions at Bellavista. Those homeowners are seeking rescission of their contracts, reimbursement of the payment price for the home, and additional damages resulting from the problems with the soils. Bellavista has answered those complaints and prepared certain affirmative defenses. Moreover, Bellavista plans to include in its claim for damages against SEA and Central Grading any adverse judgment that may be obtained by these or any other homeowners who file complaints. Also, if homeowners prevail against Bellavista, payment to them of any judgments they may obtain would have priority over payment to the Partnership. Like the litigation involving SEA and Central Grading, these cases are in their early stages and it is impossible to predict the length of time it will take to try the case, whether settlement is possible or even desirable, or the cost or time of the litigation. If these cases go to trial, it is estimated that the hearings will begin sometime next year.

PROJECT #2 - Emerald Gardens - currently 169 units of our 170 unit subdivision are sold. We hope to conclude the project by the end of 1996.

     All funds received by the Partnership are being held in a money market accounts to pay for the expenses of the Partnership or, until such time that an adequate amount is available, to distribute to the limited partners. We will do the best we can to conclude the Partnership as quickly and effectively as possible.

     All books and records pertaining to the Partnership are available for your inspections Monday through Friday at our office during normal business hours. If there are any questions, please do not hesitate to call any of us.

Sincerely,

Tom Hantges, President

Al Whalen, Treasurer

David Berkowitz, Secretary

USA Partners, Inc.
General Partner






















         USA CAPITAL LAND FUND, A NEVADA LIMITED PARTNERSHIP





                               EXHIBIT 2


            SEPTEMBER 30, 1996 BALANCE SHEET (UNAUDITED) OF
              USA PARTNERS LIMITED, THE GENERAL PARTNER OF
                         USA CAPITAL LAND FUND


                          September 30, 1996
                              (unaudited)



                                ASSETS

ASSETS
  Cash in bank                                     $       1,880
  Equipment - net                                             46
  Partnership interest - USA Capital Land Fund                00

    TOTAL ASSETS                                    $      1,926



                        LIABILITIES AND EQUITY

LIABILITIES AND EQUITY
  Stockholders' Equity                              $      1,926


    TOTAL LIABILITIES AND EQUITY                    $      1,926